Form 10-K
period 2004-12-31
Asset Backed Funding Corp C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB5
filed 2005-03-29
CIK 1300638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __


                                       Commission File Number  333-108551-09
                                                              ----------------

                        ASSET BACKED FUNDING CORPORATION
                                 2004-CB5 Trust
       C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB5
             (Exact name of registrant as specified in its charter)

                                             55-0880656, 55-0880654, 55-0880651
        New York                                   55-0880650, 66-0880647
 (State or other jurisdiction of             (IRS Employer Identification No.)
     incorporation or organization)

c/o Asset Backed Funding Corporation
214 North Tryon Street
Charlotte, North Carolina                                   28255
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (704) 386-2400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.

     Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.

                          Introductory Note

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.


PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer, the Securities Administrator or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There  is  currently  no   established   public   trading  market  for  the
certificates issued by the Trust.

     As of December 31, 2004 the total number of holders with respect to each class of certificates is set forth below:

         AV-1            10
         AV-2             2
         AV-3             3
         M-1              6
         M-2              6
         M-3              1
         B-1              4
         B-2              3
         B-3              1
         B-4              1

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not Applicable.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this report:

        4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on September 24, 2004).

        31.1     Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2004.

        99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.
                                      -3-

2004-CB5 Trust
C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB5
---------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Asset Backed Funding Corporation
                 2004-CB5 Trust
                 C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB5

                 By: LITTON LOAN SERVICING LP, as Servicer


                By: /s/ Larry B. Litton, Sr.
                    -----------------------------------------
                    Name:  Larry B. Litton, Sr.
                    Title: President and  CEO

              Date: March 29, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

                                 EXHIBIT INDEX


Exhibit Description

 4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on September 24, 2004).

31.1  Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2004.

                                  EXHIBIT 31.1
                    Rule 13a-14(a)/15d-14(a) Certification
                            ------------------------


                                 CERTIFICATION
                                 2004-CB5 TRUST,
         C-BASS MORTGAGE LOAN ASSET-BACKED CERTIFICATES, SERIES 2004-CB5

I, Larry B. Litton, Sr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing a copy of the monthly statement to certificateholders set forth in Section 4.06 of the Pooling and Servicing Agreement, dated as of July 1, 2004 (the "Agreement"), among Asset Backed Funding Corporation, as depositor (the "Depositor"), Credit-Based Asset Servicing and Securitization LLC, as seller (the "Seller"), Litton Loan Servicing LP, as servicer (the "Servicer"), and JPMorgan Chase Bank, N.A, as trustee (the "Trustee"), filed in respect of periods included in the year covered by this annual report, of the 2004-CB5 Trust (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Agreement;

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Agreement, that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, N.A.

                        By:  /s/ Larry B. Litton, Sr.
                            -----------------------------------------
                            Larry B. Litton, Sr.
                            President and Chief Executive Officer

                      Date: March 29, 2005

                                  EXHIBIT 99.1
             Annual Independent Public Accountant's Servicing Report
                            with Management Assertion
                             -----------------------

                                                     Deloitte & Touche LLP
                                                     Suite 2300
                                                     333 Clay Street
                                                     Houston, Texas  77002-4196
                                                     USA
                                                     Tel +1 713 982 2000
                                                     Fax +1 713 982 2001
                                                     www.deloitte.com


Report of Independent Registered Public Accounting Firm

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion that Litton Loan Servicing LP (the Company) has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 16, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
---------------------------------------------

February 16, 2005

APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five(45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

LITTON LOAN SERVICING, LP
an affiliate of C-BASS
4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830


February 16, 2005


MANAGEMENT ASSERTION REPORT

As of and for the period ended December 31, 2004, Litton Loan Servicing LP (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $40,000,000 and an errors and omissions policy in the amount of $40,000,000.

/s/ Larry B. Litton, Sr.
-----------------------------------------
Larry B. Litton, Sr., President & CEO


/s/ Larry B. Litton, Jr.
------------------------------------------
Larry B. Litton, Jr., Chief Operating Officer

                                  EXHIBIT 99.2
                   Servicer's Annual Statement as to Compliance
                            -----------------------


LITTON LOAN SERVICING, LP
an affiliate of C-BASS
4828 Loop Central Drive                 Telephone 713.960.9676
Houston, Texas  77081                         Fax 713.966.8830


March 10, 2005

Institutional Trust Services
JPMorgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10041

RE:  2004-CB5, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2004-CB5

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2004.

Sincerely,


/s/ Janice McClure                            /s/  Ann Kelley
-----------------------------------------    --------------------------------
Janice McClure                                  Ann Kelley
Senior Vice President                           Secretary